Form 10-K
period 2007-12-31
Banc of America Funding 2007-8 Trust
filed 2008-03-28
CIK 1411865

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-130536-26

      Banc of America Funding 2007-8 Trust
      (exact name of issuing entity as specified in its charter)

      Banc of America Funding Corporation
      (exact name of the depositor as specified in its charter)

      Bank of America, National Association
      (exact name of the sponsor as specified in its charter)



  New York                                54-2200886
  (State or other jurisdiction of         54-2200888
  incorporation or organization)          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               Not applicable. Registrant is not an accelerated filer, large accelerated filer or well-known seasoned issuer.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the issuing entity and all parties related to such issuing entity, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

There are no changes to the information provided in the prospectus filed pursuant to Rule 424 of the Securities Act of 1933, as amended, under the same Central Index Key (CIK) as this annual report on Form 10-K.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Assurant, Inc. disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) of Regulation AB applicable to the Company during the year ended December 31, 2007. As required by Item 1122(d)(4)(xii) of Regulation AB, any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds are not charged to the obligor, unless the late payment was due to the obligor's error or omission. Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with 1122(d)(4)(xii).

SunTrust Mortgage, Inc. has assessed its compliance with Applicable Servicing Criteria for the Reporting period and has identified two instances of noncompliance with the servicing criteria as set out in Section 229.1122(d)(1)(iv) and Section 229.1122(d)(2)(vii), respectively. In regards to the former, SunTrust Mortgage, Inc. did not strictly maintain the required fidelity bond coverage amount at all times during 2007. And, in regards to the latter, certain bank reconciliations contained items that required enhanced explanations and that were not fully resolved within 90 calendar days of original identification.

As to the issue identified at Section 229.1122(d)(1)(iv), SunTrust Mortgage, Inc. maintained fidelity bond coverage in the amount of $150MM throughout calendar year 2007, which was determined to be insufficient according to applicable FNMA transaction agreement terms. This deficiency was an issue for limited portions of the year and resulted from an increase in the volume of the servicing portfolio. SunTrust Mortgage, Inc. has requested a waiver from FNMA stating this coverage amount is adequate without regard for the size of the residential servicing portfolio, subject to an annual FNMA review. FNMA has verbally agreed to this request, and SunTrust Mortgage, Inc. is working to formalize this agreement. Regarding the issue identified at Section 229.1122(d)(2)(vii), SunTrust Mortgage, Inc. has enhanced its procedures and controls around the relevant reconciliation process to prevent any future compliance concerns.

The following instances of non-compliance have been identified by Washington Mutual Bank for the year ended December 31, 2007 and with respect to the following provisions of Regulation AB Item 1122(d):

    a. Item 1122(d)(2)(vii)(D). Approximately 532 account reconciliations out of approximately 60,000 statements (or approximately 0.9%) with reconciling items were not resolved within 90 days of their identification, due to the migration of functions to personnel in a separate geographic location. All such reconciling items have been resolved in the meantime and processes and procedures are in place to provide for on-going compliance with this requirement;

    b. Item 1122(d)(3)(i)(B) and (3)(ii). A programming change resulted in the miscalculation of some liquidation proceeds and the failure to include other liquidation proceeds, in the aggregate amount of approximately $9,694,614, in the September 2007 distribution with respect to 13 securitizations subject to Regulation AB. Washington Mutual Bank in each of the securitizations remitted the applicable shortfall amount on October 1, 2007 to the applicable Trustee as required by the applicable pooling and servicing agreement. The programming error was corrected in October 2007;

    c. Item 1122(d)(3)(ii). Prepayment fees due to investors in 16 or more securitizations subject to Regulation AB were calculated incorrectly on certain loans with deferred interest, resulting in a shortfall in the distributions to those investors in an aggregate amount that is not expected to exceed $500,000. In addition, Washington Mutual Bank has determined that under certain circumstances, their automated loan servicing system calculates the applicable interest to be used to determine prepayment premiums inconsistently with the requirements of certain mortgage loan notes, which could result in the underpayment of prepayment premiums due to certificateholders in prepayment premium classes under the terms of the applicable transaction agreements. Approximately 15 loans in 8 securitizations subject to Regulation AB have been identified that may have been affected in 2007. Any amounts due as the result of these miscalculations will be delivered to the applicable Trustee for distribution to the affected investors once analysis of these matters has been completed and the amounts due in the case of each securitization have been determined. Processes and procedures are currently being implemented to provide for more accurate calculation of prepayment fees and the servicer is making changes to its automated servicing system to provide for some of the identified variations in the terms of mortgage note prepayment requirements;

    d. Item 1122(d)(4)(vii). With respect to 4 series of mortgage-backed securities, Washington Mutual Bank recently self-identified foreclosure cases initiated in connection with approximately 175 loans where Washington Mutual Bank did not expressly disclose the interests in the loans of the applicable trustees. To the extent necessary under applicable law and court rules, Washington Mutual Bank will promptly move to amend those foreclosure pleadings. Investors will be made whole if any direct losses or additional costs and expenses are incurred as a result of the failure to identify the interests of the trusts in the loans in any proceeding in which applicable law or court rules the trusts' interests must be disclosed. Washington Mutual Bank will conduct further research and if additional loans are identified that were treated similarly, Washington Mutual Bank will make the applicable trusts whole if any losses arise from such treatment; and

    e. Item 1122(d)(4)(xiv). Delinquent second lien mortgage loans were not charged off at 180 days as required by the applicable pooling and servicing agreements in the case of two securitizations subject to Reg AB. All such mortgage loans were charged off as required upon identification of the non-compliance. Processes and procedures have been put in place to provide for on-going compliance with this requirement.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements disclose the following failure of one of the servicers to fulfill its obligations under the applicable agreements in all material respects:

SunTrust Mortgage, Inc., as servicer ("SunTrust"), was obligated under the flow sale and servicing agreement, dated as of May 1, 2002, as amended, between SunTrust and Bank of America, National Association, to maintain fidelity bond coverage in a minimum amount acceptable to Fannie Mae and Freddie Mac. SunTrust maintained fidelity bond coverage in the amount of $150,000,000 throughout calendar year 2007, which was determined to be insufficient according to applicable Fannie Mae transaction agreement terms. This deficiency was an issue for limited portions of the year and resulted from an increase in the volume of the servicing portfolio. SunTrust has requested a waiver from Fannie Mae stating this coverage amount is adequate without regard for the size of the residential servicing portfolio, subject to an annual Fannie Mae review. Fannie Mae has verbally agreed to this request, and SunTrust is working to formalize this agreement.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement, dated September 27, 2007, by and among Banc of America Funding Corporation, Wells Fargo Bank, N.A. and U.S. Bank National Association (including exhibits), incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed on October 12, 2007.

  (4.2) Mortgage Loan Purchase Agreement, dated September 27, 2007, between Banc of America Funding Corporation and Bank of America, National Association, incorporated by reference from Exhibit 4.2 of the issuing entity's Current Report on Form 8-K filed on October 12, 2007.

  (10.1) Servicing Agreement, dated September 27, 2007, between Banc of America Funding Corporation and Bank of America, National Association, incorporated by reference from Exhibit 10.1 of the issuing entity's Current Report on Form 8-K filed on October 12, 2007.

  (10.2) (A) Flow Sale and Servicing Agreement, dated as of February 1, 2004, by and between Bank of America, National Association (as successor in interest to Banc of America Mortgage Capital Corporation) and SunTrust Mortgage, Inc., incorporated by reference from Exhibit 10.2(A) of the issuing entity's Current Report on Form 8-K filed on October 12, 2007.

  (10.2) (B) Amendment No. 1, dated as of June 1, 2004, by and between Bank of America, National Association and SunTrust Mortgage, Inc., incorporated by reference from Exhibit 10.2(B) of the issuing entity's Current Report on Form 8-K filed on October 12, 2007.

  (10.2) (C) Master Assignment, Assumption and Recognition Agreement, dated September 1, 2004, by and among of Banc of America Mortgage Capital Corporation, SunTrust Mortgage, Inc., Bank of America, National Association and Wachovia Bank, National Association, incorporated by reference from
  Exhibit 10.2(C) of the issuing entity's Current Report on Form 8-K filed on October 12, 2007.

  (10.2) (D) Amendment No. 2, dated as of November 1, 2004, by and between Bank of America, National Association and SunTrust Mortgage, Inc., incorporated by reference from Exhibit 10.2(D) of the issuing entity's Current Report on Form 8-K filed on October 12, 2007.

  (10.2) (E) Regulation AB Compliance Addendum to the Flow Sale and Servicing Agreement, dated as of January 1, 2006, by and between Bank of America, National Association and SunTrust Mortgage, Inc., incorporated by reference from Exhibit 10.2(E) of the issuing entity's Current Report on Form 8-K filed on October 12, 2007.

  (10.2) (F) Assignment, Assumption and Recognition Agreement, dated September 27, 2007, among Bank of America, National Association, Banc of America Funding Corporation, U.S. Bank National Association and SunTrust Mortgage, Inc., incorporated by reference from Exhibit 10.2(F) of the issuing entity's Current Report on Form 8-K filed on October 12, 2007.

  (10.3) (A) Servicing Agreement, dated as of July 1, 2006, by and between Bank of America, National Association and Wells Fargo Bank, N.A., incorporated by reference from Exhibit 10.3(A) of the issuing entity's Current Report on Form 8-K filed on October 12, 2007.

  (10.3) (B) Assignment, Assumption and Recognition Agreement, dated October 1, 2007, among Bank of America, National Association, Banc of America Funding Corporation, U.S. Bank National Association and Wells Fargo Bank, N.A., incorporated by reference from Exhibit 10.3(B) of the issuing entity's Current Report on Form 8-K filed on October 12, 2007.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Washington Mutual Bank
    33.2 Bank of America, National Association as Servicer
    33.3 SunTrust Bank as Sub-Contractor for SunTrust Mortgage, Inc.
    33.4 SunTrust Mortgage, Inc. as Servicer
    33.5 U.S. Bank National Association as Custodian
    33.6 Washington Mutual Bank as Servicer
    33.7 Wells Fargo Bank, N.A. as Servicer
    33.8 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.9 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc.



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Washington Mutual Bank
    34.2 Bank of America, National Association as Servicer
    34.3 SunTrust Bank as Sub-Contractor for SunTrust Mortgage, Inc.
    34.4 SunTrust Mortgage, Inc. as Servicer
    34.5 U.S. Bank National Association as Custodian
    34.6 Washington Mutual Bank as Servicer
    34.7 Wells Fargo Bank, N.A. as Servicer
    34.8 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.9 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc.



   (35) Servicer compliance statement.



    35.1 Bank of America, National Association as Servicer
    35.2 SunTrust Mortgage, Inc. as Servicer
    35.3 Washington Mutual Bank as Servicer
    35.4 Wells Fargo Bank, N.A. as Servicer
    35.5 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Banc of America Funding 2007-8 Trust
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Kelly Rentz
   Kelly Rentz, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 27, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated September 27, 2007, by and among Banc of America Funding Corporation, Wells Fargo Bank, N.A. and U.S. Bank National Association (including exhibits), incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed on October 12, 2007.

   (4.2) Mortgage Loan Purchase Agreement, dated September 27, 2007, between Banc of America Funding Corporation and Bank of America, National Association, incorporated by reference from Exhibit 4.2 of the issuing entity's Current Report on Form 8-K filed on October 12, 2007.

   (10.1) Servicing Agreement, dated September 27, 2007, between Banc of America Funding Corporation and Bank of America, National Association, incorporated by reference from Exhibit 10.1 of the issuing entity's Current Report on Form 8-K filed on October 12, 2007.

   (10.2) (A) Flow Sale and Servicing Agreement, dated as of February 1, 2004, by and between Bank of America, National Association (as successor in interest to Banc of America Mortgage Capital Corporation) and SunTrust Mortgage, Inc., incorporated by reference from Exhibit 10.2(A) of the issuing entity's Current Report on Form 8-K filed on October 12, 2007.

   (10.2) (B) Amendment No. 1, dated as of June 1, 2004, by and between Bank of America, National Association and SunTrust Mortgage, Inc., incorporated by reference from Exhibit 10.2(B) of the issuing entity's Current Report on Form 8-K filed on October 12, 2007.

   (10.2) (C) Master Assignment, Assumption and Recognition Agreement, dated September 1, 2004, by and among of Banc of America Mortgage Capital Corporation, SunTrust Mortgage, Inc., Bank of America, National Association and Wachovia Bank, National Association, incorporated by reference from
   Exhibit 10.2(C) of the issuing entity's Current Report on Form 8-K filed on October 12, 2007.

   (10.2) (D) Amendment No. 2, dated as of November 1, 2004, by and between Bank of America, National Association and SunTrust Mortgage, Inc., incorporated by reference from Exhibit 10.2(D) of the issuing entity's Current Report on Form 8-K filed on October 12, 2007.

   (10.2) (E) Regulation AB Compliance Addendum to the Flow Sale and Servicing Agreement, dated as of January 1, 2006, by and between Bank of America, National Association and SunTrust Mortgage, Inc., incorporated by reference from Exhibit 10.2(E) of the issuing entity's Current Report on Form 8-K filed on October 12, 2007.

   (10.2) (F) Assignment, Assumption and Recognition Agreement, dated September 27, 2007, among Bank of America, National Association, Banc of America Funding Corporation, U.S. Bank National Association and SunTrust Mortgage, Inc., incorporated by reference from Exhibit 10.2(F) of the issuing entity's Current Report on Form 8-K filed on October 12, 2007.

   (10.3) (A) Servicing Agreement, dated as of July 1, 2006, by and between Bank of America, National Association and Wells Fargo Bank, N.A., incorporated by reference from Exhibit 10.3(A) of the issuing entity's Current Report on Form 8-K filed on October 12, 2007.

   (10.3) (B) Assignment, Assumption and Recognition Agreement, dated October 1, 2007, among Bank of America, National Association, Banc of America Funding Corporation, U.S. Bank National Association and Wells Fargo Bank, N.A., incorporated by reference from Exhibit 10.3(B) of the issuing entity's Current Report on Form 8-K filed on October 12, 2007.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Washington Mutual Bank
    33.2 Bank of America, National Association as Servicer
    33.3 SunTrust Bank as Sub-Contractor for SunTrust Mortgage, Inc.
    33.4 SunTrust Mortgage, Inc. as Servicer
    33.5 U.S. Bank National Association as Custodian
    33.6 Washington Mutual Bank as Servicer
    33.7 Wells Fargo Bank, N.A. as Servicer
    33.8 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.9 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc.


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Washington Mutual Bank
    34.2 Bank of America, National Association as Servicer
    34.3 SunTrust Bank as Sub-Contractor for SunTrust Mortgage, Inc.
    34.4 SunTrust Mortgage, Inc. as Servicer
    34.5 U.S. Bank National Association as Custodian
    34.6 Washington Mutual Bank as Servicer
    34.7 Wells Fargo Bank, N.A. as Servicer
    34.8 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.9 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc.


   (35) Servicer compliance statement.



    35.1 Bank of America, National Association as Servicer
    35.2 SunTrust Mortgage, Inc. as Servicer
    35.3 Washington Mutual Bank as Servicer
    35.4 Wells Fargo Bank, N.A. as Servicer
    35.5 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
